Form 10-K
period 2012-12-31
CNH Equipment Trust 2010-C
filed 2013-03-28
CIK 1504999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments. Not Applicable.

Item 4.	Mine Safety Disclosures. Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information. None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3(a) to registrant’s Form S-3 filed on February 19, 2009, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3(b) to registrant’s Form S-3 filed on February 19, 2009, and incorporated herein by reference).

Exhibit Number	Description

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

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit Number	Description

Exhibit 33.2:	Assertion of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon Trust Company, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”) and The Bank of New York Mellon Trust Company, N.A. (“BNY”) (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”). The Report on Assessment provided by NHCC and the Report on Assessment provided by BNY are dated as of March 26, 2013 and February 28, 2013, respectively, and as of and for a period consisting of the twelve months ended December 31, 2012. Each Report on Assessment is attached as an exhibit to this Form 10-K.

In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Except as set forth in the following paragraphs, none of the Reports on Assessment or the related Attestation Reports have identified (i) any material instances of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in the related Servicing Participant’s policies and procedures to monitor vendor compliance.

The BNY Report on Assessment and related Attestation Report each identify the following material instances of noncompliance by BNY with the servicing criteria applicable to BNY identified in the BNY Report on Assessment:

With respect to Regulation AB Item 1122(d)(3)(i), which contemplates that reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements and specifically, that such reports: (B) Provide information calculated in accordance with the terms specified in the transaction agreements, the registrant and NHCC were informed by BNY that:

During the reporting period, certain reports to investors contained information that was not calculated in accordance with the terms specified in the transaction agreements.  When management becomes aware that such changes are necessary, the applicable investor reports are revised to reflect payment adjustments made and are maintained in accordance with the terms specified in the transaction agreements.

With respect to Regulation AB 1122(d)(3)(ii), which contemplates that amounts due to investors are allocated and remitted in accordance with time frames, distribution priority and other terms set forth in the transaction agreements, the registrant and NHCC were informed by BNY that:

With respect to certain remittances during the reporting period, amounts due to investors were not allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements.  When management becomes aware that such changes are necessary, the applicable payments are adjusted and revisions are made to ensure that future payments will be allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements.

Neither we nor NHCC have independently verified the accuracy of BNY’s assertions or the adequacy of its remediation efforts.

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

March 28, 2013

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

Exhibit Number	Description

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