Form 10-K
period 2013-12-31
CNH Equipment Trust 2010-C
filed 2014-03-27
CIK 1504999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

CNH INDUSTRIAL CAPITAL AMERICA LLC

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

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments. Not Applicable.

Item 4.	Mine Safety Disclosures. Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information. None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)     Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3(a) to registrant’s Form S-3 filed on February 19, 2009, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3(b) to registrant’s Form S-3 filed on February 19, 2009, and

Exhibit Number	Description
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”) and The Bank of New York Mellon Trust Company, N.A. (“BNY”) (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”). The Report on Assessment provided by NHCC and the Report on Assessment provided by BNY are dated as of March 27, 2014 and February 26, 2014, respectively, and as of and for a period consisting of the twelve months ended December 31, 2013. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

With respect to Regulation AB Item 1122(d)(3)(i), which contemplates that reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements and specifically, that such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements, the registrant and NHCC were informed by BNY that:

During the reporting period (the twelve months ended December 31, 2013), certain reports to investors were not prepared in accordance with the timeframes and other terms set forth in the related transaction agreements.  When management became aware of such instances, controls designed to prevent such occurrences in the future were implemented.  Impacted investors received either (i) reports containing accurate information that were not previously distributed or (ii) revised reports notifying investors that previous information in reports were revised with corrected information.  Reports were delivered to investors and filed on EDGAR on Form 10-D or Form 10-D/A, as required.

With respect to Regulation AB 1122(d)(3)(ii), which contemplates that amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements, the registrant and NHCC were informed by BNY that:

During the reporting period (the twelve months ended December 31, 2013), for an auto transaction in the Platform, certain amounts due to the related investors were not remitted in accordance with the timeframes set forth in the related transaction agreements. When management became aware of such instance, the transaction was properly set-up on the Company’s automated payment system and other controls designed to prevent such occurrences in the future were implemented.  Notice of the failure was made available to investors in the transaction through the facilities of DTC on August 21, 2013 and on a Form 10-D filed on EDGAR on the same date, and investors were offered compensation for the one day remittance delay.  The investor report was not revised as it accurately reflected the amounts due to investors and available for payment on the payment due date. For purposes of this paragraph, (a) the “Company” means collectively, The Bank of New York Mellon (formerly The Bank of New York), BNY Mellon Trust of Delaware (formerly BNYM (Delaware)) and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), and (b) the “Platform” means publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 and like-kind transactions issued prior to January 1, 2006 that are subject to Regulation AB for which the Company provides trustee, securities administration or paying agent services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

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

March 27, 2014

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